Form 10QSB
period 2002-03-31
JADE ENTERTAINMENT GROUP INC
filed 2002-04-29
CIK 1159294

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2002

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 333-75028

                      Jade Entertainment Group, Inc.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


        New York                                     11-3617420
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                      200 Broadhollow Road Suite 207,
                            Melville, NY 11747
   ------------------------------------------------------------------
               (Address of principal executive offices)

                           (631) 393-5027
                           --------------
            (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [x]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                     Outstanding at March 31, 2002
Common Stock, par value $0.001                 1,711,000

                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    Jade Entertainment Group, Inc.
                    (A Development Stage Company)

                            Balance Sheet
                        As of March 31, 2002
                             (Unaudited)

  ASSETS

  CURRENT ASSETS

   Cash                                                 $    31,444
                                                        -----------

 TOTAL  CURRENT ASSETS                                       31,444
                                                             ------
      TOTAL ASSETS                                      $    31,444
                                                        ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

  Deferred revenue                                       $     375
                                                         ---------
 TOTAL CURRENT LIABILITIES                                     375
                                                               ---
 TOTAL LIABILITIES                                       $     375
                                                         =========
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value, 10,000,000 shares
  authorized, 1,711,000 issued and outstanding               1,711
  Capital in excess of Par Value                           127,789
  Deficit accumulated during development stage             (98,431)
                                                          --------
 TOTAL STOCKHOLDERS' EQUITY                                 31,069
                                                           -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     31,444
                                                      ============


            See accompanying notes to financial statements

                    Jade Entertainment Group, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)



                                   Three Months            July 5, 2001
                                      Ended                 (Inception)
                                  March 31, 2002         to March 31, 2002
                                  --------------         -----------------

  Sales                               $   1,163               $  1,908

 Cost of Sales                            1,089                  2,614
                                          -----                  -----
      Gross Gain/(Loss)                      74                   (706)

  General and Administrative expenses   (37,068)               (97,725)
                                        -------                 -------

      Net Loss                       $  (36,994)           $   (98,431)
                                     ===========            ============

  Basic and diluted net loss per share    (0.02)                 (0.06)
                                          ======                 ======
Weighted shares used in the
computation of basic and diluted
net loss per share                     1,711,000
                                       ---------


















            See accompanying notes to financial statements

                    Jade Entertainment Group, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                                         Three Months            July 5, 2001
                                            Ended                 (Inception)
                                        March 31, 2002         to March 31, 2002
                                        --------------         -----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                                    $  (36,994)          $   (98,431)

Recocilliation of net loss to
 net cash used in preoperating
 activities:
 Services recieved in exchange for stock           -                   1,400
 Changes in operating assets
  and liabilities:
Deferred Revenue                                    375                  375
                                                   ----                 ----
TOTAL ADJUSTMENTS                                   375                1,775
                                                   ----                -----

NET CASH USED IN PREOPERATING PERIOD ACTIVITIES (36,619)             (96,656
                                                --------             --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock         30,000              128,100
                                                 ------              -------
Net cash provided by
 financing activities                            30,000              128,100
                                                -------              -------
NET INCREASE IN CASH                             (6619)               31,444

CASH BEGINNING OF PERIOD                        38,063                    -

CASH END OF PERIOD                        $     31,444              $  31,444
                                               ========              ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

1,500,000 shares issued to founders in exchange
 for services rendered                              -                $  1,400
                                                -------               --------

            See accompanying notes to financial statements

                   Jade Entertainment Group, Inc.
                    (A Development Stage Company)
                    Notes to Financial Statements
                              (Unaudited)

NOTE 1.   NATURE OF OPERATIONS

Jade Entertainment Group, Inc. (A Development Stage Company) (the "Company") was incorporated in the State of New York, on July 5, 2001. The Company plans to launch an Internet search engine to assist and attract the people requesting information on finding specific adult content on the Internet. The Company plans to use the website to earn income from companies who are prepared to pay to have Web advertising in the form of positions on the search engine or banners on the website selling their products or services. The Company plans to solicit advertisers that are targeting sales of their products and services to people using the Company's website. The Company's website address is www.askjade.com.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

	A)	Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its current efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Since formation, the Company's operations have been devoted primarily to:

* Raising capital
* Developing its product
* Obtaining financing
* Developing its marketing plan
* Developing its accounting system

These statements are presented on the basis that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses since its inception and minimal revenues.

The Company's plan to fund its future operations and activities is based upon obtaining additional equity financing in order for the Company to implement its business plan and generate sufficient revenues to maintain profitable operations. There can be no assurance that the Company's plan will be adequately implemented even if sufficient funds are obtained. Further, any additional equity financing if obtained may be dilutive to existing stockholders.

     If the Company is unable to obtain sufficient additional equity financing, the Company is expected to operate under a more moderate business plan in order to reduce operating costs while trying to slowly increase revenues and working capital.

These factors, as well as the Company's ability to obtain adequate stockholder capital contributions, future equity funding and achieve and maintain profitable operations, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

B) Revenue Recognition

The Company generates revenue from fees charged to clients for predetermined click-through rates charged to its clients and banner advertisement on the AskJade.com search engine.

Revenue from click-through rates is recognized as it's generated in accordance with the terms of its agreement. Additionally, revenue from banner advertisements is recognized in accordance with the terms of the advertising agreement and when services are provided.

	    C)	Deferred Revenue

     Deferred revenue represents advance deposits received from the Company's clients for future click-throughs for search listing advertisements on the askjade.com search engine. Revenue is recognized as click-throughs are made to a client's website.

           D)     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax liabilities and assets of a change in tax rates is recognized in income in the period that includes the enactment date.

If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Since it is a development stage company, a 100% valuation allowance has been recognized for the period presented.

	       E)	Net Loss Per Share

Earnings per share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS.

The net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered to be common stock equivalents. Stock options and other common stock equivalents are excluded from the calculations as their effect would be anti-dilutive. Common stock issued for nominal consideration is deemed outstanding for all historical periods.

             F)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made in preparation of the financial statements.

NOTE 3 -	INCOME TAXES

The Company has a net loss of $36,994 for the period ended March 31, 2002. The resulting deferred tax asset has been offset by a valuation allowance equal to the deferred tax asset, as the realization of such deferred tax asset is uncertain.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

A) Marketing Agreement

The Company has entered into a marketing agreement with a company that is controlled by the Company's majority stockholder. The agreement is on a month to month basis and calls for payments of $5,000 per month.

B) Sub-lease Agreement

The Company has entered into a sub-lease agreement with a company that is controlled by the Company's majority stockholder. The agreement provides for the use of office space, office equipment, telephone, internet access and other amenities as needed. The amount of monthly rent to be paid is not to exceed $1,800 per month and the agreement is month to month. The Company paid approximately $1,800 during the period ended October 31, 2001 relating to this agreement.

(C) Other Contingencies

The Company's business model may be affected by other entities' business models and certain patents on those business models that may affect the operations of the Company. At this time, the Company is unable to determine whether or not other entities' business models and related patents will or will not affect the Company's operations and the implementation of its business plan.

As indicated in Note 1, the operations of the Company are expected to be concentrated in the facilitation of electronic identification and distribution of adult content. There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

NOTE 5 -	STOCKHOLDERS' EQUITY

At the time of inception, the Company issued a total of 1,500,000 shares to its two founders. The shares were issued at par value and were purchased for $100 in cash and $1,400 in services contributed at inception.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     The Company was incorporated on July 5, 2001 in New York as a "c" corporation for the purpose of creating, launching and developing an online specialized search directory.

    For the quarter ending March 31, 2002 the Company has received $1538 for advertising contracts. As of March 31, 2002 the Company has earned $1163 in click through revenue and has recorded $375 as deferred revenue. Click-through revenue or earned revenue is calculated by multiplying the number of click-throughs of an advertisers advertisement/link by the respective bid price for that advertisement. Deferred revenue represents, advertising sold but not yet earned. Our initial selling efforts have resulted in 372 advertiser accounts, advertisers fund their accounts in denominations of $25, $50 or $100 and can increase account balances and pay-for-position bids at any time. Advertiser accounts are non-refundable, in the event of early termination of an advertiser account the unearned balance in the advertisers account will be forfeited to the Company. Of the current 372 advertiser funded accounts we estimate that we realized revenues as a result of activity on 254 of our advertisers ad placements. We do not enter into long term contracts and due to the young age of our company and our uncertainty as to the amount of traffic to our website and the frequency of searches for specific terms, we may be unable to predict the rate at which click-throughs will occur thus creating uncertainty in our revenue stream.

     To date the Company has raised $128,000 in "angel" investments to fund initial operations and costs associated with this offering. The Company is currently offering up to $1,500,000 in its initial public offering("IPO")and if successful plans utilize these funds to finance operations and execute its business plan.

    The Company expects to fund development expenditures and incur losses until it is able to generate sufficient income and cash flows to meet such expenditures and other requirements. The Company does not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:

(i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                    PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Jade Entertainment Group, Inc.

                                   By: /s/ Timothy Schmidt
                                   ----------------------------------
                                   Timothy Schmidt
                                   President and Director

Dated: April 29, 2002