Form 10QSB
period 2002-06-30
JADE ENTERTAINMENT GROUP INC
filed 2002-08-19
CIK 1159294

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2002

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

                    YES [x]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                     Outstanding at June 30, 2002
Common Stock, par value $0.001                 1,825,230

                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    Jade Entertainment Group, Inc.
                    (A Development Stage Company)

                            Balance Sheet
                        As of June 30, 2002
                             (Unaudited)

  ASSETS

  CURRENT ASSETS

   Cash                                                 $    5,002
                                                        -----------

 TOTAL  CURRENT ASSETS                                       5,002
                                                             ------
      TOTAL ASSETS                                      $    5,002
                                                        ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

  Deferred revenue                                       $     189
                                                         ---------

 TOTAL LIABILITIES                                       $     189
                                                         =========
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value, 10,000,000 shares
  authorized, 1,711,000 issued and outstanding               1,825
  Capital in excess of Par Value                           143,633
   Accumulated defecit during development stage           (140,645)
                                                          --------
 TOTAL STOCKHOLDERS' EQUITY                                  4,813
                                                           -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      5,002
                                                      ============


            See accompanying notes to financial statements

                    Jade Entertainment Group, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)



                                   Three Months            July 5, 2001
                                      Ended                 (Inception)
                                  June 30, 2002         to June 30, 2002
                                  --------------         -----------------

  Sales                               $   2,389               $  4,297

 Cost of Sales                            2,213                  4,827
                                          -----                  -----
      Gross Gain/(Loss)                     176                   (530)

  General and Administrative expenses   (42,390)              (140,115)
                                        -------                 -------

      Net Loss                       $  (42,214)           $   (42,214)
                                     ===========            ============

  Basic and diluted net loss per share    (0.02)                 (0.08)
                                          ======                 ======
Weighted shares used in the
computation of basic and diluted
net loss per share                     1,825,230
                                       ---------


















            See accompanying notes to financial statements

                    Jade Entertainment Group, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                                         Three Months            July 5, 2001
                                            Ended                 (Inception)
                                        June 30, 2002         to June 30, 2002
                                        --------------         -----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                                    $  (42,214)          $  (140,645)

Recocilliation of net loss to
 net cash used in preoperating
 activities:
 Services recieved in exchange for stock            0                  1,400
 Changes in operating assets
  and liabilities:
Deferred Revenue                                  (186)                  189
                                                   ----                 ----
TOTAL ADJUSTMENTS                                                      1,589
                                                 ------                -----

NET CASH USED IN PREOPERATING PERIOD ACTIVITIES (42,400)            (139,056)
                                                --------             --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock         15,958              144,058
                                                 ------              -------
Net cash provided by
 financing activities                            15,958              144,058
                                                -------              -------
NET INCREASE IN CASH                             26,442                5,002

CASH BEGINNING OF PERIOD                         31,444                    -

CASH END OF PERIOD                        $       5,002            $   5,002
                                               ========              ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

1,500,000 shares issued to founders in exchange
 for services rendered                           1,400              $  1,400
                                                -------               --------

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

The Company has a net loss of $42,214 for the period ended June 30, 2002. The resulting deferred tax asset has been offset by a valuation allowance equal to the deferred tax asset, as the realization of such deferred tax asset is uncertain.

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

     For the quarter ending June 30, 2002 the Company has received $2,575for advertising contracts. As of June 30, 2002 the Company has earned $2,389 in click through revenue and has recorded $186 as deferred revenue. Click-through revenue or earned revenue is calculated by multiplying the number of click-throughs of an advertisers advertisement/link by the respective bid price for that advertisement. Deferred revenue represents, advertising sold but not yet earned. Our initial selling efforts have resulted in 438 advertiser accounts, advertisers fund their accounts in denominations of $25, $50 or $100 and can increase account balances and pay-for-position bids at any time. Advertiser accounts are non-refundable, in the event of early termination of an advertiser account the unearned balance in the advertisers account will be forfeited to the Company. Of the current 438 advertiser funded accounts we estimate that we realized revenues as a result of activity on 307 of our advertisers ad placements. We do not enter into long term contracts and due to the young age of our company and our uncertainty as to the amount of traffic to our website and the frequency of searches for specific terms, we may be unable to predict the rate at which click-throughs will occur thus creating uncertainty in our revenue stream.

  The Company is currently offering up to $1,500,000 in its initial public offering("IPO")and if successful plans utilize these funds to finance operations and execute its business plan. As of June 30, 2002, the Company has not accepted any offers to purchase securities covered by the Company's registration statement, declared effective as of March 13, 2002.

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

Item 2.  Changes in Securities.

    As of June 30, 2002, the Company has not accepted any offers to purchase securities covered by the Company's registration statement, file No.333-75028, declared effective as of March 13, 2002.

   For the fiscal quarter ending on June 30, 2002, the Company has sold 28,000 shares of Common Stock, Par value $0.001 to the following persons in non-public sales in accordnace with section 4(2) of the Securities act of 1933.

     Paul Habekost 10,000 shares of Common stock for $5,000
     Louis Habekost 8,000 shares of Common stock for $4,000
     Chris Pearson 10,000 shares of Common stock for $5,000

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Jade Entertainment Group, Inc.

                                   By: /s/Timothy Schmidt
                                   ----------------------------------
                                   Timothy Schmidt
                                   President and Director

Dated: August 16, 2002