Form 10QSB/A
period 2002-06-30
JADE ENTERTAINMENT GROUP INC
filed 2002-08-20
CIK 1159294

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



                                   Jade Entertainment Group, Inc.

                                   By: /s/Timothy Schmidt
                                   ----------------------------------
                                   Timothy Schmidt
                                   President and Director


Dated: August 16, 2002


                      Sarbanes-Oxley Act of 2002
              Certification of Periodic Financial Report


I timothy Schmidt, President, CEO and a Member of the Board of Diresctors and the signing officer,

(1) has reviewed the report as presented and;

(2) based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report;

(4) the signing officers--

(A) are responsible for establishing and maintaining internal controls;

(B) have designed such internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which the periodic reports are being prepared;

(C) have evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

(D) have presented in the report their conclusions about the effectiveness of their internal controls based on their evaluation as of that date;

(5) have disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)-


(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 8/19/02
     ----------------------------

By: /s/Timothy Schmidt
   -------------------------------
   Timothy Schmidt,
   President and CEO