Form 10QSB
period 2002-09-30
JADE ENTERTAINMENT GROUP INC
filed 2002-11-15
CIK 1159294

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          September 30, 2002

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

                    YES [x]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                  Outstanding at September 30, 2002
Common Stock, par value $0.001                2,134,131

                       JADE ENTERTAINMENT GROUP, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                           SEPTEMBER 30, 2002


ASSETS

CURRENT ASSETS
  Cash                                    $5,189

Total current assets                               $5,189

TOTAL ASSETS                                       $5,189
                                                   -------
LIABILITIES AND STOCKHOLDERS- EQUITY

CURRENT LIABILITIES                        $189

Deferred revenue

TOTAL LIABILITIES                                    $189
                                                     -----
STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value;
10,000,000 shares authorized;
2,134,131 shares issued and
outstanding                               2,134

Paid in Surplus                         161,309
Retained Earnings                      (140,645)
Current Income (Loss)                  ($17,798)

TOTAL STOCKHOLDERS' EQUITY                          $5,000
                                                    ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $5,189









(See accompanying Notes to Financial Statement)


                      JADE ENTERTAINMENT GROUP, INC.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
                            SEPTEMBER 30,2002


Cash flows from operating activities:

Net Loss                                              (17,798)

Reconciliation of net loss to net cash used in pre-operating activities:

Services received in exchange for stock                      0

Changes in operating assets and liabilities:

Deferred Revenue

Total adjustments                                            0

Net cash used in pre-operating activities              (17,798)

Cash flows from financing activities:                   17,986

Proceeds from Issuance of common stock                      0

Net cash provided by financing activities               17,986

NET INCREASE IN CASH                                       188

CASH BEGINNING OP PERIOD                                 5,002

CASH END OF PERIOD                                      $5,190

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

1,500,000 shares issued to founder In exchange
for services rendered                                   1,400




(See accompanying Notes to Financial Statement)


                      JADE ENTERTAINMENT GROUP, INC.
                      (A Development Stage Company)

                         STATEMENT OF OPERATIONS
                            SEPTEMBER 30,2002

                                    Three Months       July 05, 2001
                                       Ended           Inception to
                                  September 30, 2002   September 30, 2002


Sales                                   1,452              5,749

Cost of Sales                           3,033              7,860

Gross Gain\Loss                        (1,581)            (2,111)

General & Administrative Expenses     (16,217)           156,333

NET GAIN (LOSS)                       (17,798)          (158,444)

Basic and diluted net loss per share    (0.02)

Weighted shares used in the
computation of basic and diluted
loss per share                       2,134,131


(See accompanying Notes to Financial Statement)


                            JADE ENTERTAINMENT GROUP INC
                            (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENT
                                  SEPTEMBER 30,2002

NOTE 1      NATURE OF OPERAT10NS

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

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.

A) Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, The Company is devoting substantially all of its current efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

The Company's plan to fund its future operations and activities is based upon obtaining additional equity financing in order for the Company to implement its business plan and generate sufficient revenues to maintain profitable operations. There can be no assurance that the Company's plan will he adequately implemented even if sufficient funds are obtained. Further, any additional equity financing if obtained may be dilutive to existing stockholders.

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

     C)     Deferred Revenue

Deferred revenue represents advance deposits received from the Company's clients for future click-through for search listing advertisements on the askjade.com search engine. Revenue is recognized as click-through are made to a client's website.

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

E) Net Loss Per Share

Earnings per share are determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". This
 statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS.

The net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered to be common stock equivalents. Stock options and other common stock equivalents are excluded from the calculations, as their effect would be anti-dilutive. Common stock issued for nominal consideration is deemed outstanding for all historical periods.

F) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made in preparation of the financial statements.

NOTE. 3     INCOME TAXES

The Company has a net loss of $36,994 for the period ended September 30, 2002, The resulting deferred tax asset has been offset by a valuation allowance equal to the deferred tax asset, as the realization of such deferred tax asset is uncertain.

NOTE. 4
The Factors described above in "Limited History of Operations; Net
Losses: Company is a "Start-Up" with nominal Revenues to Date" raise substantial doubt about the Company's ability to continue as a going concern. In this regard, see the Report of Independent Certified Public Accountants accompanying the Company's audited finical Statements appearing elsewhere herein which cites substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitability or generate positive cash flow in the future. As a result of these and other factors, there can he no assurance that the Company's proposed activities and/or acquisitions will be successful or that the Company will he able to achieve or maintain profitable operations. If the Company fails to achieve profitability, its growth strategies could be materially and adversely affected.

NOTE 4     COMMITMENTS AND CONTINGENCIES

(A) Marketing Agreement: The Company has entered into a marketing agreement with a company that is controlled by the Company's majority stockholder. The agreement is on a month to month basis and calls for payments of $5,000 per month.

(B) Sub-lease Agreement: The Company has entered into a sub-lease agreement with a company that is Controlled by the Company's majority stockholder. The agreement provides for the use of office space, office equipment, telephone, Internet access and other amenities as needed. The amount of monthly rent to be paid is not to exceed $1,800 per month and the agreement is month to month. The Company paid approximately $ 1,800 during the period ended October 31,2001 relating to this agreement.

(C) Other Contingencies: The Company's business model may be affected by other entities' business models and certain patents on those business models that may affect (he operations of the Company, At this time, the Company is unable to determine whether or not other entities' business models and related patents will or will not affect the Company's operations and the implementation of its business plan.

As indicated in Note 1, the operations of the Company are expected to be concentrated in the facilitation of electronic identification and distribution of adult conical. There may he laws or regulations in the United States or other countries that may affect the operations of the Company.

NOTE 5      STOCKHOLDERS EQUITY

At the lime of inception, The Company issued a total of 1,500,000 shares to its two founders. The shares were issued at par value and were purchased for $ 100 in cash and $ 1,400 in services contributed at inception.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should he read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company was incorporated on July 5. 2001 in New York as a "c" corporation for the purpose of creating, launching and developing an online specialized search directory.

For the quarter ending September 30, 2002 the Company has received
$1538 for advertising contracts. As of September 30, 2002 the Company has earned $1163 in click-through revenue and has recorded $375 as deferred revenue. Click-through revenue or earned revenue is calculated by multiplying the number of click-through of an advertisers advertisement/link by the respective bid price for that advertisement. Deferred revenue represents, advertising sold but not yet earned.
Our initial selling efforts have resulted in 372 advertiser accounts, advertisers fund their accounts in denominations of $25, $50 or $100 and can increase account balances and pay-for-position bids at any time.

Advertiser accounts are non-refundable; in the event of early termination of an advertiser account the unearned balance in the advertisers account will be forfeited to the Company. Of the current 372 advertiser funded accounts we estimate that we realized revenues as a result of activity on 254 of our advertisers ad placements. We do not enter into long term contracts and due to the young age of our company and our uncertainty as to the amount of traffic to our website and the frequency of searches for specific terms, we may be unable to predict the rate at which click-through will occur thus creating uncertainty in our revenue stream.

To date the Company has raised $128,000 in "angel" investments to fund initial operations and costs associated with this offering. The Company is currently offering up to $1,500,000 in its initial public offering ("1PO") and if successful plans to utilize these funds to finance operations and execute its business plan.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of (he Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as; "will result", "are expected to ", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward- looking statements. Such uncertainties include, among other, the following: (i)The Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations;
(vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking, statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors. Further, management cannot assess the impact each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


                        PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.  Changes in Securities.

    As of September, 2002, the Company has issued 25,467 securities covered by the Company's registration statement, file No.333-75028, declared effective as of March 13, 2002, wherein 500,000 shares of Common Stock par value $0.001 are offered at $3.00 per share. The securities issued in accordance therewith were issued for $17,986, and and for marketing and consulting services rendered to the company. Cash proceeds from the sales of securities were use for working capital to pay legal and accounting fees. In addition proceeds were applied as payment to existing contracts, including a marketing agreement with a company controlled by the Company's officer, director and largest shareholder.

   For the fiscal quarter ending on September 30, 2002, the Company has issued shares of Common Stock for services, to the following persons in non-public sales in accordnace with section
4(2) of the Securities act of 1933.

Javier Caneda               250,000
Tribe Communications, Inc    33,334
Christopher Pearson          34,900


Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

The Company filed a current report on form 8-k with the SEC on July 23, 2002, wherein the Company announced in a press release plans to voluntarily postpone its offering for thirty days due to the publication of erroneous information about the Company, specifically the Company's financial performance, by an unrelated third party.

Exhibits
-----------
Exhibit 99.    CEO CFO certifiaction pursuant to 18 U.S.C.
               section 1350 under Sarbanes-Oxley


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JADE ENTERTAINMENT GROUP, INC.

                              By: /s/ Timothy Schmidt
                              ---------------------------
                              Timothy Schmidt
                              President, CEO & CFO

Dated: November 14, 2002


I, Timothy Schmidt, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Jade Entertainment Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002   /s/ Timothy Schmidt
     --------------------------------------
Timothy Schmidt
President, CEO & CFO

Exhibit 99.

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                 AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy Schmidt, state and attest that I am the President of Jade Entertainemnt Group, Inc. (the "Company"). I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

* the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 containing financial statements (the "periodic report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
 Act of 1934, and

* the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.


/s/ Timothy Schmidt
--------------------
Name: Timothy Schmidt
Title: President, CEO & CFO
Date: November 14, 2002