Form 10KSB
period 2002-12-31
JADE ENTERTAINMENT GROUP INC
filed 2003-04-28
CIK 1159294

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB

          [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                OR

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition from _______________to _________________
                  COMMISSION FILE NUMBER ________________

                   Jade Entertainment Group, Inc.
        (Exact name of registrant as specified in its charter)

          NEW YORK                  000-49686               11-3617420
  (State or 0ther Jurisdiction  Commission File Number  (I.R.S. Employer
     of Incorporation or		                 Identification No.)
               Organization)

                     200 Broadhollow Road Suite 207
                       Melville, New York 11747
              (Address of principal executive offices)

                              631-393-5027
           (Registrants telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Common Stock, $0.0001 par value


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. $12,185

There is currently no market for the Companys securities.

The number of outstanding shares of the registrants common stock as of the close of business on April 14, 2003 was 2,134,341

                            JADE ENTERTAINMENT GROUP, INC.
                     FISCAL YEAR 2002 FORM 10-KSB ANNUAL REPORT

                                 TABLE OF CONTENTS

    				                                     Page
<s>            <c>     <c>		                           <c>____
PART I
		Item1.	Business	                                 4
		Item2.	Properties		                         9
		Item3.	Legal Proceedings		                 9
		Item4.	Submission of Matters to a Vote of
                         Security Holders                               10
PART II
		Item5.	Market for Registrants Common Equity
                         and Related Stockholder Matters                11
		Item6.	Managements Discussion and Analysis
                         of Financial Condition and Results of
                         Operations		                        15
		Item7.	Financial Statements		                34
		Item8.	Changes and Disagreements with
                         Accountants on Accounting and Financial
                         Disclosure		                        34
PART III
		Item9.	Directors and Executive Officers of
                         the Registrant                                 34
		Item10.	Executive Compensation	                        34
		Item11.	Security Ownership of Certain Beneficial
                         Owners and Management                          34
    		Item12.	Certain Relationships and Related
                         Transactions                                   34
PART IV
		Item13.	Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K		        35
		Item14.	Controls and Procedures	                	35
SIGNATURES
CERTIFICATIONS

                      Forward Looking Statements

     In addition to historical information, this Form10-KSB contains forward-looking statements. We use words such as anticipates, believes, plans, expects, future, intends and similar expressions to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the sections entitled Managements
Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect managements opinions only as of the date hereof.
Jade undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

Item1. Business

OVERVIEW

     We operate AskJade.com a specialty search engine for the adult entertainment industry. Our search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. Our search engine then displays a selection of web sites related to that query. Advertisers can determine exactly where on the results page their web site link will appear for any given query. This is accomplished through an open, automated bidding process. Advertisers submit bids for the amount they will pay for each consumer who clicks-through to their web sites. The highest bidder receives the first listing with all other bidders listed in descending bid order.

     Our AskJade.com search listing paid click-through revenue is determined by multiplying the number of paid introductions/click-throughs on paid search results by the amounts bid for applicable keywords. Our services are designed to connect consumers who are most likely to purchase specific goods and services to businesses that provide those goods and services.

     Jade Entertainment Group, Inc. was incorporated on July 5, 2001 and is a development stage business. The company since inception has been developing its technology, marketing its website to potential advertisers and building consumer awareness of the Companys website and services.

INDUSTRY OVERVIEW

     Search is a large and growing market. In the United States alone, hundreds of millions of searches each day are conducted on the Internet. We believe a substantial portion of these searches are commercial in nature. Commercial search queries, we believe, are best served by paid search, which we define, generally, as targeted advertising paid per lead. We believe that paid search is the fastest growing segment of Internet search. In our view, improvements in the quality, relevance, breadth and depth of paid listings will likely drive growth of paid introductions on commercial inquiries.

     In addition, we also believe that the price per paid introduction that advertisers pay will continue to grow. Relative to alternatives, we believe, a lead on askjade.com at an average price of $.03 is less expensive, yet more targeted and measurable than other direct sales methods.

     We believe that paid search is a relatively untapped market for many advertisers. Pay-For-Performance search has only been introduced recently and we believe that there are many large advertisers that still have not contributed portions of their marketing budget to Internet advertising and more specifically paid search, but will as the Internet becomes a more acceptable medium for advertising goods and services.

     We also believe that our business will continue to experience growth outside of the United States as Internet usage and e-commerce development continue to grow in other countries.

     Datamonitor estimates that $3.1 billion of the projected $5.4 billion of paid online content projected for 2003 will be attributable to adult content.

JADE'S STRATEGY

     Our objective is to be the leading internet portal for adult oriented content and to benefit from additional advertising and sponsorship opportunities and expanded e-commerce offerings.

INCREASE NUMBER OF ADVERTISERS

     We recruit advertisers to utilize our services primarily through direct sales efforts. We target adult entertainment e-commerce businesses and advertisers who we locate through online and off-line research An introduction to our service is made directly to the potential advertiser, utilizing e-mail.

INCREASE TRAFFIC

Affiliate Programs.

    We employ a broad based affiliate program which drives traffic to the AskJade.com site and also functions as an online branding program, by placing the AskJade.com logo on numerous sites around the web. Any website owner can become an affiliate simply by placing a uniquely generated computer generated tag on their website which forwards the user to the AskJade.com website. We currently have 50 affiliates in our affiliate program that have signed up through our website. These affiliates generate revenue either on a per search basis or through revenue sharing on paid click-throughs. Furthermore we plan to establish other affiliate programs to link our advertisers to consumers who may not otherwise use the AskJade.com search engine. We also plan to develop affiliate relationships with other heavily trafficked sites, browsers, community portals and Internet service providers. Central to our Internet-based marketing is an additional affiliate program that allows other web sites to place the AskJade.com search interface on their web pages in the form of small boxes or banners.

Traditional media strategies.

     We plan to utilize traditional media strategies to generate unique users for the AskJade.com search engine. To build brand awareness with consumers and drive traffic to the AskJade.com web site, we use off-line media including: public relations, telemarketing, radio and outdoor advertising in key markets. We believe off-line media has proven to be highly effective for online media companies. Our online advertising includes targeted e-mail, banners and our affiliate program. (See "Marketing and Brand Awareness.")

CREATE AN ACTIVE MARKETPLACE

     Our objective is to expand advertiser participation and increase business and consumer transactions through our AskJade.com search engine. We believe that if we build a solid foundation of active bidders and users, we will stimulate growth which should increase the efficiency of our service. A large and active base of advertisers will enable us to generate more relevant search results for consumers, which in turn should increase the number of consumers utilizing our services and clicking through on bided results.

Bidding on the AskJade Service
     The search results in the askjade service are prioritized for consumers by the amount the advertiser has bid for placement in the keyword market. Advertisers are listed in descending order of their bid, with the highest bidder appearing as the first search listing in the search results. Bids may be expressed either as the amount the advertiser pays Jade each time there is a click on the advertisers search listing or as the maximum amount the advertiser is willing to pay for a click on the advertisers search listing. Advertisers pay Jade only when a click-through occurs on the advertisers search listing. Advertisers may see the bids of other advertisers on their keywords, enabling the advertiser to determine his or her own bid necessary to achieve a desired ranking, which instills competition among advertisers and promotes greater relevance for consumers.

Advertising on the AskJade.com Service
     Jade attracts advertisers who want to drive highly targeted leads to their Web sites. Advertisers utilize Jades self-service tools to open and manage accounts online through our automated Web-based account management tool that offers several tracking, bid management and measurement features. By automating the sales and maintenance of many of our advertiser accounts, Jade gives businesses greater control over the advertising process, while leveraging the scalable nature of our business.

     Potential advertisers find askjade.com directly, through third-party referral programs, through our direct sales efforts and through a variety of direct marketing activities.

     Currently, all new U.S. AskJade advertisers must commit to a minimum spend of $25 which is pre-paid by credit card.

TECHNOLOGY

     Jade makes its services available to consumers and businesses, affiliates and advertisers through a combination of its own proprietary technology and commercially available technology from industry providers. Jade also relies upon third parties to provide hosting services, including hardware support and service and network coordination.

     Any disruption in Internet access or other services provided by third parties could have a material adverse effect on our business. Jade is undertaking initiatives to develop and implement business continuity, improve data retention, create backup and recovery processes and systems and standardize technology platforms.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We seek to protect our copyrights, service marks, trademarks and trade secrets through a combination of laws and contractual restrictions. For example, we attempt to register our trademarks and service marks in the United States and other countries throughout the world. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

COMPETITION

     We face competition in three principal areas: (i)distribution of our services;(ii)demand for our services on our affiliates Web sites and
(iii) usage of our services by advertisers.

    We compete with companies that provide both mainstream and specialty adult oriented pay-per-click advertising services that are similar to Jades. In addition, we cannot assure you that another search service will not successfully offer a competitive pay-per-click advertising service. We believe it is likely that there will be additional entrants to the pay-per-click search market. These competitors will compete against Jade for affiliate arrangements and could cause Jade to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates, which could reduce our number of paid introductions, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

     Our affiliates face competition for user traffic within the search marketplace, which affects the number of paid introductions on our service. If the users of these affiliates prefer the services offered by the affiliates competitors with whom we do not have a relationship, the businesses of our affiliates may suffer, which may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one other, and this may make it difficult for us to develop some affiliate relationships.

     We also compete with providers of pay-per-click search services and other search services, Internet service providers, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies,for a share of advertisers total advertising budgets. Accordingly, Jade may face increased pricing pressure for the sale of advertisements and direct marketing opportunities, as well as a decrease in demand for the Askjade.com service, which could have a material adverse effect on our business, operating results and financial condition.

     Many of our competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we do. Many current and potential competitors can devote substantially greater resources to promotion, Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions. Existing providers of Web directories, search and information services or advertising solutions may continue to consolidate.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling products or otherwise operating our business.

ONLINE CONTENT REGULATIONS.

     Several federal, state and foreign statutes prohibit the transmission of indecent, pornographic, obscene or offensive content over the Internet to particular groups or persons. The extent to which these laws apply to us is limited due to the fact that we do not own or display photographic/ pictorial content, other than advertising banners that appear on our site. We will use discretion in determining what graphical advertisements will be allowed on our website in order to avoid legal scrutiny. Furthermore we have taken measures, principally the consent form/disclaimer at the entry page to our website to discourage and put users on notice of the adult oriented content of our website in an effort to re-direct users who may be sensitive to certain sexual depictions which may be viewed on our website. In addition some private legal actions have been brought or threatened against libraries and various public facilities that offer unfiltered
Internet access. If these statutes are deemed to apply to us and our activities, if new laws or regulations are adopted which are found to apply to our activities, or if caselaw establishes broad limitations on distribution, we may be limited in the types of content and advertisements we make available on our Web sites. In such case we would be compelled to moderate the nature of the contents of the advertising we permit on the site, which may result in a decrease in traffic; if users decide that we are no longer able to serve their personal preferences with respect to the sexual nature of the content and the facility with which they will be able to locate those websites which makes that content available. In addition, some foreign countries, such as Singapore and China, entirely restrict access to our Web sites throughout their countries. If other countries decide to adopt similar policies, our business and financial results may be harmed. Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium.

PRIVACY CONCERNS.

     Web sites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. Our company and many other Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.
Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding
Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the U.S. as well, and the U.S. Federal Trade Commission has taken action against Web site operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our Web sites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers which could harm our business and financial results.

 EMPLOYEES

     Jade had  2 part-time employees as of December31, 2002.

                         AVAILABLE INFORMATION

     We file the required reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. These reports include Jades annual report on Form10-KSB, quarterly financial reports on Form10-QSB, and current reports on Form8-K.

Item 2. Properties

     We lease our office which is located in an office complex located in Melville, NewYork which aggregates approximately 500 square feet.

Item 3. Legal Proceedings

    There has not been any material civil, administrative or criminal proceedings concluded, pending or on appeal against the Company or its affiliates and principals.

Item4. Submission of Matters to a Vote of Security Holders
     None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of Form10-KSB with respect to executive officers of Jade Entertainment Group, Inc. is set forth below. The following table sets forth certain information with respect to the executive officers of Jade Entertainment Group, Inc. as of January 31, 2003.

     NAME	       AGE	POSITION
    ------------       ----    -------------
    Timothy Schmidt	32	Chief Executive Officer, Chief Financial
                                 Officer, President and director
    Ray Barton		33      Chief Technology Officer and chairman
                                 of the board of directors

Timothy Schmidt

     Timothy Schmidt has served the company as its President and CEO since our inception. Mr. Schmidt is also the acting secretary, treasurer and a member of the board of directors. Mr. Schmidt is charged with managing the day to day operations of the Company. Prior to that Mr. Schmidt served as Chief Operating Officer for thinkersgroup.com, a wireless a developer of wireless software Applications where he where he managed company operations, administration and human resources. Mr. Schmidt is a principal at Market Share Recovery, Inc. an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data, and targeted e-mail marketing where, Mr. Schmidt's duties included overseeing operations, accounting, human resources, and administration.

Raymond Barton

     Raymond Barton serves as Chairman of the Board of Directors, Chief Operating Officer and Chief Technology officer. Mr. Barton is a principal employee and an executive officer of the Company. Mr. Barton's responsibilities include; directing sales and marketing efforts and the implementation and maintenance of our technology.
Prior to joining the Company Mr. Barton was a stock broker at Meyers Pollock Robbins, and at Continental Broker Dealers where he served as a retail broker. Mr. Barton also served as, Business Development Manager with PcQuote, Inc. and was in charge of developing business contacts and negotiating joint ventures. Prior to that Mr. Barton served and Executive Vice President of Financialweb.com, where his responsibilities included managing the production of online content. Mr. Barton served as the CEO/President of Thinkersgroup, Inc. a mobile wireless software developer, where he developed the Company's business plan, assembled a management team and oversaw day to day operations.

 -----------------------------
     IT IS EXPECTED THAT ADDITIONAL PERSONNEL WILL BE EMPLOYED TO ASSIST IN OPERATIONS AND FINANCIAL MANAGEMENT. THE COMPANY HAS ALSO
IDENTIFIED SEVERAL PEOPLE THAT ARE CANDIDATES FOR KEY POSITIONS
WITHIN THE ORGANIZATION.  THE COMPANY HAS DISCUSSED OPPORTUNITIES
WITH SOME OF THESE PEOPLE AND INTENDS TO ACTIVELY RECRUIT THEM UPON FUNDING. MANAGEMENT RECOGNIZES THAT THEIR EXPERTISE AND EXPERIENCE
IS ESSENTIAL TO SUCCESS OF ITS BUSINESS PLAN.  THE COMPANY INTENDS
TO ALSO CONTINUE TO EXPAND ITS ADVISORY GROUP IN THE AREAS OF
BUSINESS AND FINANCE.

PART II

 Item 5. Market for Registrants Common Equity and Related
    Stockholder Matters

    There is currently no trading market for our Companys Common Stock. We have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Sale of Unregistered Securities

     The Company has issued shares of Common Stock for services, to the following persons in non-public sales in accordance with section
4(2) of the Securities act of 1933.

Name                      No. of shares   Class   Consideration   Date (period ended)
------------------------  -------------  ------   -------------   ----
Javier Caneda              250,000       Common     services     09/30/02
Tribe Communications, Inc   33,334       Common     services     09/30/02
Christopher Pearson         34,900       Common     services     09/30/02
Paul Habekost               40,000       Common      $20,000     08/31/01 (inception)
Louis Habekost              16,000       Common       $8,000     08/31/01
Freddy Profit               40,000       Common      $20,000     08/31/01
Christopher Pearson        100,000       Common      $50,000     08/31/01
Paul Habekost               10,000       Common       $5,000     06/30/02
Louis Habekost               8,000       Common       $4,000     06/30/02
Chris Pearson               10,000       Common       $5,000     06/30/02

     At the time of inception, the Company issued a total of 1,500,000 shares to its two founders to Ray Barton 1,000,000 and Timothy Schmidt 500,000 respectively. The shares were issued at par value and were purchased for $100 in cash and $1,400 in services contributed at inception.

     Jade Entertainment Group, Inc. filed a registration statement on Form Sb-1 ( File No. 333-75028) for the sale of 500,000 shares of the Companys common stock; the offering was terminated before the issuer sold all the shares registered thereunder. The registrant issued 124,669 of the securities registered under the Registration Statement before the offering was terminated and the Company withdrew from the registration the 375,331 securities that remained unsold under the Registration Statement. The securities issued in accordance therewith were issued for $17,986, and for marketing and consulting services rendered to the company. Cash proceeds from the sales of securities were use for working capital to pay legal and accounting fees. In addition proceeds were applied as payment to existing contracts, including a marketing agreement with a company controlled by the Company's officer, director and largest shareholder.


Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations

IN ADDITION TO HISTORICAL INFORMATION, THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, PLANS, EXPECTS, FUTURE, INTENDS AND SIMILAR
EXPRESSIONS TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE ACTUAL
RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE
DISCUSSED IN THE SECTIONS ENTITLED MANAGEMENTS DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS
OF OPERATIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE
ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENTS OPINIONS ONLY AS OF THE DATE HEREOF. JADE ENTERTAINMENT GROUP, INC. UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     We operate AskJade.com a specialty search engine for the adult entertainment industry. Our search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. Our search engine then displays a selection of web sites related to that query. Advertisers can determine exactly where on the results page their web site link will appear for any given query. This is accomplished through an open, automated bidding process. Advertisers submit bids for the amount they will pay for each consumer who clicks-through to their web sites. The highest bidder receives the first listing with all other bidders listed in descending bid order.

     Our AskJade.com search listing paid click-through revenue is determined by multiplying the number of click-throughs/paid introductions on paid search results by the amounts bid for applicable keywords. Our services are designed to connect consumers who are most likely to purchase specific goods and services to businesses that provide those goods and services.

     Jade Entertainment Group, Inc. was incorporated on July 5, 2001 and is development stage business. The company since inception has been developing its technology, marketing its website to potential advertisers and building consumer awareness of the Companys website and services.

RESULTS OF OPERATIONS

     Revenue. We generate revenue, in the amount paid by the advertiser, primarily when a user clicks on an advertisers listing. We refer to these clicks as paid introductions. Revenue is recognized when earned based on paid introduction activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Revenue also consists of banner advertising. Banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser, provided that collection is probable. Revenue was approximately $12,185 for the year ended December31, 2002. The average price per paid introduction was $.03 during the year ended December31, 2002. For the year ending 2002 We had 372 advertiser funded accounts and no increase/decrease of accounts from the third to the fourth quarter of 2002.

     It is difficult to forecast the future growth of the average price per paid introduction, as advertisers primarily determine the price paid. We cannot assure you that the average price per click will continue to increase and if it does increase, at what rate, or that it will not decrease from prior levels. Our growth rate and results depend on our ability to increase the price per paid introduction, the number of advertisers who use our service and the amount our advertisers spend on our service. In addition, we believe we will experience seasonality, whereby the second and third quarters of the calendar year experience relatively lower traffic than the first and fourth quarters. This seasonal effect is difficult to predict, but we believe what we experience is typical of general internet usage. Traffic from affiliates varies as we enter into new agreements and existing agreements are renewed or expire. We anticipate these variables will fluctuate, affecting our growth rate and results.

     The amount of traffic from each of our affiliates has varied, and we expect it will continue to vary, from quarter to quarter and year to year, sometimes significantly. Moreover, while we seek to align economic incentives, most of our affiliate agreements contain limitations and provide varying levels of discretion to the affiliate in the implementation of our service including the degree to which affiliates can integrate our services with their own services. In addition, we have been and are likely to be dependent on searches from a limited number of affiliates. We may not be successful in renewing any of these agreements, or if they are renewed, they may not be on as favorable terms. We may not be successful in entering into agreements with new affiliates on commercially acceptable terms. In addition, several of these affiliates may be considered potential competitors.

     Search Serving. Search serving costs consist primarily of costs associated with serving our search results, maintaining our Web site and fees paid to outside service providers that provide and manage our unpaid listings. Costs associated with serving our search results and maintaining our Web site include depreciation of Web site equipment, co-location charges for our Web site equipment, bandwidth, software license fees and salaries of related personnel. Search serving costs were approximately $9,335.90 for the year ended December31, 2002.
We anticipate search serving costs to increase as our traffic and number of advertisers increase.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; credit card processing fees; facilities; professional services, including legal; and insurance and other general corporate expenses. General and administrative expenses were approximately $105,940 for the year ended December31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     The Company was incorporated on July 5, 2001 in New York as a "c" corporation for the purpose of creating, launching and developing an online specialized search directory.

     To date the Company has received $1538 for advertising contracts. As of December 31, 2002 the Company has earned $1163 in paid introductions/click through revenue. Paid introductions/ Click-through revenue or earned revenue is calculated by multiplying the number of click-throughs of an advertisers advertisement/link by the respective bid price for that advertisement. Deferred revenue represents, advertising sold but not yet earned. Our initial selling efforts have resulted in 372 advertiser accounts, advertisers fund their accounts in denominations of $25, $50 or $100 and can increase account balances and pay-for-position bids at any time. Advertiser accounts are non-refundable, in the event of early termination of an advertiser account the unearned balance in the advertisers account will be forfeited to the Company. Of the current 372 advertiser funded accounts we estimate that we realized revenues as a result of activity on 254 of our advertisers ad placements. We do not enter into long term contracts and due to the young age of our compay and our uncertainty as to the amount of traffic to our website and the frequency of searches for specific terms, we may be unable to predict the rate at which click-throughs will occur thus creating uncertainty in our revenue stream.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income tax and marketing related agreements with our affiliates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RISKS THAT COULD AFFECT OUR FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED
OPERATING HISTORY AND HAVE ONLY RECENTLY LAUNCHED OUR
ASKJADE.COM SEARCH ENGINE

    We began offering search engine services through AskJade.com in July 2001. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. Furthermore an investor in our company should take special note of the fact that we operate in the adult entertainment industry and due to the few publicly traded companies in this area an investment in our Common Stock may be less predictable and more speculative than a comparative investment in a Company that does not operate in our same industry. Our operations may never generate significant revenues and we may never achieve profitable operations.
 An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce and the adult entertainment industry. To address these risks, we must, among other things:

      -maintain and increase our client base;

      -implement and successfully execute our business and marketing strategy;

      -continue to develop and upgrade our technology;

      -continually update and improve our service offerings and features;

      -provide superior customer service;

      -respond to industry and competitive developments; and

      -attract, retain and motivate qualified personnel.

     We may not be successful in addressing these risks. If we are unable to do so, our business plan may not yield the results we anticipate, and as such our prospects of profitability may be delayed or we may never achieve profitability.

WE MAY NOT SUCCESSFULLY COMMERCIALIZE OUR ASKJADE.COM SEARCH ENGINE.

     We launched our AskJade.com search engine in July 2001, and may not be able to successfully commercialize it. We generate revenues based on the amount of traffic we drive through our website, if we are unable to attract users to our website we will not be able to establish new advertiser accounts and generate revenues in accordance with our business plan. Moreover, upon widespread commercial introduction, we may find that our search engine will not be able to perform satisfactorily all of the functions for which it has been designed or that it is not reliable or durable in extensive applications, which may result in additional costs to upgrade or modify our technology which may delay the execution of our business plan.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

     We may face increased pricing pressure for the sale of paid listings, advertisements and direct marketing opportunities, which could materially adversely affect our business, prospects, financial condition and results of operations. The Open Directory Project, the largest human edited search engine, which supplies search results for AOL, Netscape, Google,
 Lycos, etc. lists 109 adult oriented search engines. Some of which may have a longer operating history, a larger customer base, greater brand recognition and may have greater financial, marketing and other resources than we have. Nymphoseek.com, ynot.com and sex.com are our principal competitors in the adult Oriented search space, we also compete against providers of web directories and search and information services, such as those provided by America Online, Excite, Yahoo and Alta Vista.

WE DEPEND ON THE GROWTH OF THE INTERNET AND INTERNET INSTRASTRUCTURE FOR OUR FUTURE GROWTH

     We are completely dependent on online advertising and consumer search services. The failure of the Internet to continue to develop as a commercial and business medium would have a material adverse effect on our business, operating results and financial condition. The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and advertising is likely only if the Internet provides these businesses with greater efficiencies and improvements.

     The growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internets infrastructure may not be able to support these demands, and its performance and reliability may decline. Consequently, the emergence and growth of the market for our services depend upon improvements being made to the entire Internet, as well as to the individual networking infrastructures of our advertisers, consumers, and affiliates to alleviate overloading and delayed response times.

THERE IS CURRENTLY NO MARKET FOR OUR COMMON STOCK AND SHOULD A
MARKET FOR OUR SECURITIES DEVELOP THE PRICE OF OUR SECURITIES MAY
BE VOLATILE.

     There is currently no market for our Common Stock and while the company plans to list its shares on the OTC Bulletin Board there can be no assurances that the company will be successful in doing so. Even if we are successful in selling all the securities covered by this offering, the market for our securities will likely be illiquid. This means that as an investor you will likely have a difficult time selling our Common Stock at market. Furthermore because of the small amount of shares that will be outstanding at the close of this offering, the market price of our common stock may experience significant volatility. Other factors that may contribute to volatility should a market for our Common Stock develop are, our quarterly results, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.

OUR LIMITED OPERATING HISTORY MAKES PLANNING FOR OUR FUTURE
OPERATIONS MORE DIFFICULT

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have limited historical financial data upon which to base planned operating expenses. Revenue and operating results are difficult to forecast because they generally depend upon the volume of the searches conducted on our service, the amounts bid by advertisers for search listings on the service and the number of advertisers that bid on the service, each of which we cannot control directly.
 As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall.

WE FACE RISKS OF CLAIMS FOR OUR SERVICES, INCLUDING TRADEMARK
INFRINGEMENT AND SIMILAR CLAIMS FROM THIRD-PARTY TRADEMARK OWNERS
WHO COMPLAIN ABOUT OUR ACCEPTANCE OF BIDS ON SEARCH TERMS THAT
ARE ALLEGED TO BE TRADEMARKS

     Our services operate in part by making Internet services and content available to our users. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with third parties. These claims might, for example, be made for defamation, negligence, copyright, trademark or patent infringement, personal injury, invasion of privacy or other legal theories. Allegations are made against us from time to time concerning these types of claims.

     If a court were to determine that the sale of advertising related to certain search terms or that our processes to create search results via our business model constitutes trademark infringement or some other form of liability, it could negatively impact our revenues and business and we might, as a result, decide to change the general manner in which we accept bids on certain search terms or change other practices, and this change might have a material adverse effect upon our results of operations, cash flows or financial position.

     There can be no assurance that our services do not infringe the intellectual property rights of third parties. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

A SEARCH ENGINE PROVIDER MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US
 FROM OPERATING OUR ASKJADE.COM SEARCH ENGINE IN ITS PRESENT FORM.

     Overture.com, formerly GoTo.com, has advised Findwhat.com, another pay-for-Position search engine provider of a pending patent application with respect to a pay-for-position business. If a patent is issued to GoTo.com or another competitor which would interfere or prevent us from using the pay-for-position business model, our business, prospects, financial condition and results of operations could be materially and adversely affected. Overture.com has not contacted us regarding any possible infringement of their intellectual property rights nor has any party commenced or threatened to commence any legal action against us. If we are required to participate in litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business prospects, financial condition and results of operations.

      In the event that the patent application of GoTo.com is approved and a patent is issued, we may be required to obtain a license to the covered intellectual property or substantially revise our business model to a more traditional impression/click through business model in order to continue operations. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY DAMAGE OUR BUSINESS

    The laws and regulations applicable to the Internet, our services and the territorial markets in which we operate are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to Internet access, commerce or Internet search. Due to the increasing popularity and use of the
 Internet, state and federal agencies and foreign governments are currently proposing, and may in the future propose or adopt laws and regulations regarding the Internet or the conduct of business on the Internet. The laws and regulations may cover issues such as user privacy, defamation, database protection, user protection, pricing, taxation, content regulation (including, for example, obscenity and gambling), quality of products and services, and intellectual property ownership and infringement. In addition, we might be required to comply with existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services. These laws and regulations could expose us to substantial compliance costs and liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. In response to these laws and regulations, whether proposed or enacted, as well as public opinion, We may also elect to limit the types of advertisers or advertisements included in its search service, which could in turn decrease the desirability of our service and reduce its revenues.

    The Federal Trade Commission (FTC), in response to a petition from a private organization, has been reviewing the way in which the search engine industry discloses paid placement or paid inclusion practices to the user. The letters stated the staffs position on what disclosures are necessary to avoid misleading users about the effect payments to the search engine may have on the inclusion or ranking of listings in the search results. This guidance may differ from the existing practices of some in the industry, including our practices and those of some of our affiliates. The FTC has not yet taken any enforcement action to date against us or any of our affiliates. If the FTC were to take such enforcement action that resulted in changes in the labeling or other disclosure of our Pay-For-Performance listings, it may reduce the desirability of our services, and our business and the business of some of our affiliates could be harmed. In addition, we and some of our affiliates have recently adjusted the nature of the disclosures on a voluntary basis, or are likely to do so in the future, and such disclosures may reduce the desirability of our service, which could adversely affect our business.

DOMESTIC AND FOREIGN GOVERNMENTAL REGULATION OF ADULT ORIENTED MATERIALS MAY LIMIT OUR AUDIENCE

     Several federal, state and foreign statutes prohibit the transmission of pornographic, indecent, obscene or offensive content over the
Internet to particular groups or persons, and some private legal actions have been brought or threatened against libraries and various public facilities that offer unfiltered Internet access.
If these statutes are deemed to apply to us and our activities, if new laws or regulations are adopted which are found to apply to our activities, or if case-law establishes broad limitations on distribution, we may be limited in the types of content and advertisements we make available on our Web sites. In addition, some foreign countries, such as Singapore and China, entirely restrict access to our Web sites throughout their countries.
If other countries decide to adopt similar policies and we have significant usership in those regions, our ability to realize revenues as a result of the fall off in traffic will result in a corresponding decrease in revenues.

 WORKPLACE AND OTHER RESTRICTIONS ON ACCESS TO THE INTERNET MAY
LIMIT USER TRAFFIC ON OUR WEB SITES.

     Many offices, businesses and educational institutions employ filtering devices and restrictive policies to prevent employee and student access to certain destinations on the Internet. Destinations which are typically prohibited are those web sites that contain mature adult oriented content, that may be deemed offensive to other persons in a public environment. Since our revenues are dependent on user traffic to our site, an increase in these types of restrictions and software filters , or other similar policies, could harm our business, financial condition and operating results. In addition, access to our Web sites outside the United States may be restricted by governmental authorities or Internet service providers. If these restrictions become more prevalent, our growth could be hindered.

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE
OF OUR SERVICES

     Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including advertiser credit card data, cause interruptions in our operations or damage our brand and reputation. We do not believe that our data repositories, financial systems and other technology resources are completely secure from security breaches or sabotage, and we occasionally experience attempts at hacking or security breaches. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which would adversely affect the business of our advertisers and, accordingly, our business.

     In offering our current products and services, we collect information from our advertisers, our users, and our advertisers users. Although users are not required to provide personally identifiable information to initiate a search or view search results, we do collect personally identifiable information from our advertisers as part of servicing their account and from users when they initiate contact with us. We may also have access to personally identifiable information of our advertisers users, although we do not at this time retain or store this personally identifiable information. Additionally, we may change the way we collect, store or use information we collect from and about third parties as we introduce new products and services. If regulations or laws are passes that impact our ability to collect personally identifiable information from our advertisers or consumers, it could have a material adverse effect on our business. If it is determined that we have infringed third-party privacy rights, we could incur substantial monetary liabilities and/or be prevented from using these rights which may require us to modify our business practices.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD, CREDIT
PAYMENT AND SUDDEN LOSS OF ADVERTISERS

     We may suffer losses as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholders signature. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and may ultimately result in advertisers inability to use credit cards as a means of payment, which would have a material adverse effect on our business, operating results and financial condition.

     Some of our advertisers have limited operating histories, are operating at a loss, have limited cash reserves or have limited access to capital. If an advertiser experiences financial difficulties, the advertiser may stop advertising suddenly or may lack the ability to pay amounts owed. In addition, in some instances we extend credit to advertisers who may default on their accounts receivable. If any significant part of our advertiser base experiences financial difficulties, is not commercially successful or is unable to pay our advertising fees for any other reason, our business, operating results and financial condition will be materially and adversely affected.

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR
SERVICE

     The law relating to the liability of providers of online services for activities of their users and for the content of their advertisers listings is currently unsettled and could damage our business. We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers of our service or for the content of our listings.
 Our potential liability for unlawful activities of users of our service or for the content of our listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on our business, operating results and financial condition.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR
FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE
CHANGING NEEDS OF OUR INDUSTRY

     If new industry standards and practices emerge in the Internet and online advertising industry, our existing services, technology and systems may become obsolete.
Our future success will depend on our ability to:
	-License and internally develop leading
technologies useful in our business;

	-Enhance our existing services;

	-Develop new services and technologies
         that address the increasingly sophisticated and varied needs of prospective advertisers, consumers and businesses; and

	-Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We cannot assure you will be able to timely address technological change in our industry.

WE ARE DEPENDENT UPON OUR COMPUTER AND COMMUNICATION SYSTEMS

     Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of consumers and advertisers using our services.

     Currently Verio, Inc. fulfills our network infrastructure and hosting needs, we do not anticipate the need to internalize our hosting needs in the near future however, in the event of a sudden massive increase in traffic to the AskJAde.com website we may be required to establish our own network infrastructure and customer support capabilities. Any such expansion will require us to make significant upfront expenditures of approximately $20,000 for servers, routers, computer equipment and additional Internet and intranet equipment and to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions.
Failure to expand our network infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially adversely our prospects for growth.

     Our business depends on our ability to provide high capacity data transmission without system downtime and upon our transaction processing systems and network infrastructure. Furthermore, we rely on many different software applications, some of which have been developed internally. If these hardware and software systems fail, it would adversely affect our business and results of operations. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business.
We have experienced occasional systems interruptions in the past and we cannot assure you we will not incur any such interruption in the future.

OUR BUSINESS COULD BE SIGNIFICANTLY IMPACTED BY THE OCCURRENCE
OF NATURAL DISASTERS AND OTHER CATASTROPHIC EVENTS

      A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers" and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facility could cause material interruptions or delays in our business, loss of data or render us unable to provide services to customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions could cause interruptions in our service and web sites. The occurrence of any or all of these events could render our system inoperable for an indeterminate amount of time and unable to generate revenues.

OUR BUSINESS IS DEPENDENT ON OUR FOUNDERS WHO SERVE AS OUR
EXECUTIVE OFFICERS

     Our future success depends upon the continued service of our executive officers. None of our officers or key employees are bound by an employment agreement for any specific term. If we lost the services of these key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO PROTECT OUR INTERNET DOMAIN NAME OR INTELLECTUAL PROPERTY RIGHTS UPON WHICH OUR BUSINESS RELIES

     Our success and ability to compete also are substantially dependent upon our internally developed technology and data resources, which we protect through a combination of copyright, trade secret, patent and trademark law. We also depend on our trade name and domain name. We may not be able to adequately protect our technology and data resources. In addition, intellectual property laws vary from country to country, and it may be more difficult to protect our intellectual property in some foreign jurisdictions.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and advertisers.

WE MAY NEED ADDITIONAL CAPITAL, WHICH COULD DILUTE THE OWNERSHIP INTEREST
 OF INVESTORS

     We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We experienced negative cash flow from operations from our inception through the fourth quarter of 2002, and we could experience negative cash flow from operations in the future. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital at least through the next 12months. However, we may choose to raise additional funds in the future.

WE MAY HAVE DIFFICULTY ESTABLISHING CERTAIN RELATIONSHIPS BECAUSE WE OPERATE IN THE ADULT ENTERTAINMENT INDUSTRY

     Certain persons including investors, lenders, market makers, and investment bankers may refuse to do business with us because we operate in the adult entertainment industry. Their moral opposition to the nature of our business and thus may limit our ability to attract investors, credit facilities and other financial services which may impair our liquidity, stock performance and access to capital on favorable terms if at all.

Item 7. Financial Statements
See item 15(a)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with accountants in the preparation of the Company's financial statements, however the board of directors has changed accountants.


PART III

Item 10. Directors and Executive Officers of the Registrant

    By way of summary, the following table reflects the name, age and position of the Company's executive officer and director. See the biographical information which follows:

     NAME                 AGE   POSITION
     ----                 ---    --------
     Timothy Schmidt*      32   President, Chief Executive Officer,
                                Secretary, Treasurer and Member
                                of the Board of Directors

      Raymond Barton*      31   Chief Operating Officer, Chief
                                Technology Officer and Chairman  of
                                of the Board Directors
(*) Denotes Executive Officer

     Timothy Schmidt has served the company as its President and CEO since our inception. Mr. Schmidt is also the acting secretary, treasurer and a member of the board of directors. Mr. Schmidt is charged with managing the day to day operations of the Company. Prior to that Mr. Schmidt served as Chief Operating Officer for thinkersgroup.com, a wireless a developer of wireless software Applications where he where he managed company operations, administration and human resources. Mr. Schmidt is a principal at Market Share Recovery, Inc. an Internet Direct Marketing firm, which specializes in acquisition and resale of user demographic data, and targeted e-mail marketing where, Mr. Schmidt's duties included overseeing operations, accounting, human resources, and administration.

     Raymond Barton serves as Chairman of the Board of Directors, Chief Operating Officer and Chief Technology officer. Mr. Barton is a principal employee and an executive officer of the Company. Mr. Barton's responsibilities include; directing sales and marketing efforts and the implementation and maintenance of our technology. Prior to joining the Company Mr. Barton was a stock broker at Meyers Pollock Robbins, and at Continental Broker Dealers where he served as a retail broker. Mr. Barton also served as, Business Development Manager with PcQuote, Inc. and was in charge of developing business contacts and negotiating joint ventures. Prior to that Mr. Barton served and Executive Vice President of Financialweb.com, where his responsibilities included managing the production of online content. Mr. Barton served as the CEO/President of Thinkersgroup, Inc. a mobile wireless software developer, where he developed the Company's business plan, assembled a management team and oversaw day to day operations.


-----------------------------

    IT IS EXPECTED THAT ADDITIONAL PERSONNEL WILL BE EMPLOYED TO ASSIST IN OPERATIONS AND FINANCIAL MANAGEMENT. THE COMPANY HAS ALSO IDENTIFIED SEVERAL PEOPLE THAT ARE CANDIDATES FOR KEY POSITIONS WITHIN THE ORGANIZATION. THE COMPANY HAS DISCUSSED OPPORTUNITIES WITH SOME OF THESE PEOPLE AND INTENDS TO ACTIVELY RECRUIT THEM UPON FUNDING. MANAGEMENT RECOGNIZES THAT THEIR EXPERTISE AND EXPERIENCE IS ESSENTIAL TO SUCCESS OF ITS BUSINESS PLAN. THE COMPANY INTENDS TO ALSO CONTINUE TO EXPAND ITS ADVISORY GROUP IN THE AREAS OF BUSINESS AND FINANCE.

Item11. Executive Compensation

    The Company was formed on July 5, 2001 and therefore paid no compensation prior to that time. Although there are no employment agreements in place.

     The following table sets forth certain information regarding compensation paid to our Chief Executive Officer, Chairman of the Board and our President and Chief Technology Officer.

 SUMMARY COMPENSATION TABLE

                                                           LONG TERM
                                           ANNUAL COMPENSATION    COMPENSATION
                                            -------------------    ------------
NAME AND              FISCAL YEAR ENDED                 ALL OTHER
PRINCIPAL POSITION    DECEMBER 31,    SALARY    BONUS   OPTIONS (#)  COMPENSATION
-----------------    ---------------   ------    -----   -----------   -----------
Timothy Schmidt*       2002             $13,750   $0        0             0
President and Chief
Executive Officer

Raymond Barton         2002             $0        $0        0             0
Chief Technology
Officer, Chief Operating
Officer and Chairman of
the Board

---------------

     As the Company's operations develop, it is anticipated that additional personnel may be hired. It is generally anticipated that any such future individuals will devote full time to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table summarizes the beneficial ownership of the company's shares by the company's executive officers, directors, and 10% or greater shareholders immediately prior to and after this Offering.

TITLE OF
CLASS      NAME OF BENEFICIAL OWNER:    NUMBER    % of class
-------    -------------------------   ----------   ------
Common   Raymond Barton               1,000,000     46.8%
          200 Broadhollow Rd.
          Suite 207.
          Melville, NY

Common   Timothy Schmidt                500,000      23.4%
         200 Broadhollow Rd.
         Suite 207.
         Melville, NY

Common   ALL DIRECTORS,
         OFFICERS AS A GROUP           1,500,000     70.2%

Based on 2,134,341 Shares outstanding as of December 31, 2002.

   Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90days of the filing date of this
Annual Report on Form10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    Changes in internal controls. There were no significant changes in our internal controls (relating to financial reporting) or in other factors that could significantly affect these internal controls subsequent to the date such internal controls were evaluated.
There were no significant deficiencies or material weaknesses in such internal controls for which corrective actions should have been taken.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors	        F-2

FINANCIAL STATEMENTS:
Balance Sheets	                        F-3
Income Statement                        F-4
Statements of Operations		F-5
Notes to Financial Statements		F-6





		    JADE ENTERTAINMENT GROUP INC

			FINANCIAL STATEMENTS

                         DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Jade Entertainment Group, Inc.
(A Development Stage Company)
Melville, New York


    We have audited the accompanying consolidated balance sheet of Jade Entertainment Group, Inc. (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on July 5, 2001 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jade Entertainment Group, Inc. (a development stage company) as of December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and from inception on July 5, 2001 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the consolidated financial statements, the Company has had limited operations and limited capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in the footnotes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Eisner CPA PC
    429 ATLANTIC AVENUE
FREEPORT, NY 11520

April 25, 2003

                            JADE ENTERTAINMENT GROUP, INC.
                            (A Development Stage Company)

  BALANCE SHEET
DECEMBER 31 2002

ASSETS
CURRENT ASSETS
 Cash	                                    $2,240
Total current assets		            $2,240
  TOTAL ASSETS		                    $2,240

LIABILITIES AND STOCKHOLDERS'EQUIT

CURRENT LIABILITIES	                    $1,800

Deferred revenue

TOTAL LIABILITIES	                    $1,800

STOCKHOLDERS' EQUITY
Common Stock,$0.001 par value;
10,000,000 shares authorized;
2,134,341 shares issued and
Outstanding	                             $2,134
Paid in Surplus	                            161,309
Retained Earnings	                   (158,443)
Current Income (Loss)	                    ($4,560)

TOTAL STOCKHOLDERS' EQUITY                     $440
TOTAL LIABILITIES & STOCKHOLDERS'EQUITY	     $2,240

                   JADE ENTERTAINMENT GROUP INC
                         Income Statement
              For the Period Ended December 31, 2002

                 			   12 Months Ended
		                	     Dec 31, 2002

Sales		                               12,595.00
Total Income		                       12,595.00
Cost of Sales
Hosting Expenses	                        9,335.90
Total Cost Of Sales		                9,335.90
Gross Profit		                        3,259.10
Operating Expenses
Accounting		                        2,750.00
Advertising		                        3,336.87
Auto			                          289.58
Bank Charges		                          163.90
Computer Service & Programming		        1,234.00
Consulting		                        6,794.01
Legal			                       13,800.00
Licenses and Fees		                1,035.00
Marketing		                       36,805.99
Office Expense		                        7,390.76
Rent				               10,928.07
Salaries and Wages		               13,750.00
Supplies		                          315.88
Taxes - Payroll		                        1,456.38
Taxes - Other		                          205.00
Telephone		                        4,117.56
Travel		                                6,441.69
Total Expenses	                              110,814.69
Operating Income		             (107,555.59)
Net Income (Loss)		             (107,555.59)

                  JADE ENTERTAINMENT GROUP, INC.
                   (A Development Stage Company)

                     STATEMENT OF OPERATIONS
                        December 31, 2002

	                	Three Months      July 05, 2001
                                      Ended        Inception to
                              December 31 2002    December 31 2002

Sales                     	      7,181	  12,930
Cost of Sales	                      1,476	   9,336
Gross Gain\Loss	                      5,705        3,594
General & Administrative Expenses   (10,265)      166,598
NET GAIN (LOSS)	                     (4,560)    (163,004)
Basic and diluted net loss per share   (0.02)

Weighted shares used in the computation
Of basic and diluted loss per share	2,134,031

                           CERTIFIED PUBLIC ACCOUNTANTS
                     429 ATLANTIC AVENUE FREEPORT, NY 11520
	             TEL. (516) 623-4900 FAX: (516) 623 4996


JADE ENTERTAINMENT GROUP INC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENT
DECEMBER 31 2002

---------------------------

NOTE I 	NATURE OF OPERATIONS

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

  Development Stage Company

    The Company is a 1-velopment stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its current efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

   Since formation, the Company's operations have been devoted primarily to:

	Raising capital

	Developing its product

	Obtaining financing

	Developing its marketing plan

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

    These factors, as well as the Company's ability to obtain adequate stockholder capital contributions, future equity funding and achieve and maintain profitable operations, raise substantial doubt about the Company's ability to continue Es a going concern. The financial statements do not include any adjustments that night result from the outcome of these uncertainties.

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

    The Company has adopted Statement of Financial Accounting Standards no. 109 "Accounting for Income Taxes " (SFAS 109) ". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

    Deferred tax liabilities and assets are determined based on temporary differences between the financial statement and tax I a 3es of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax liabilities and assets of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    The net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered to be common stock, equivalents. Stock options and other common stock equivalents are excluded from the calculations, as their effect would be anti-dilutive. Common stock issued for nominal consideration is deemed outstanding for all historical periods.

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


NOTE 3 	INCOME TAXES

    The Company has a net loss of $107,556 for the period ended
December 31, 2002 The resulting deferred tax asset has been offset by a valuation allowance equal to the deferred tax asset, as the realization of such deferred tax asset is uncertain.

NOTE 4 The Factors described above in "Limited History of Operations; Net
Losses: Company is a "Start-Up" with nominal Revenues c Date" raise substantial doubt about the Company's ability to continue as a going concern. In this regard, see the Report of Independent Certified Public Accountants accompanying the Company's audited finical statements appearing elsewhere herein which cites substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitability or generate positive cash flow in the future. As a result of these and other factors, there can be no assurance, that the Company's proposed activities and/or acquisitions will be successful or that the Company will be a)!e to achieve or maintain profitable operations. If the Company fails to achieve profitability, its growth strategies could be materially and adversely affected.

NOTE 4 	COMMITMENTS AND CONTINGENCIES

    (A) Marketing Agreement: The Company has entered into a marketing agreement with a company that is controlled by the Company's majority stockholder. The agreement is on a month to month basis and calls for payments of $5000 per month.

     Sub-lease Agreement: The Company has entered into a sub-lease agreement with a company that is Controlled by the company's majority stockholder. The agreement provides for the use of office space, office equipment, telephone, Internet access and other amenities as needed. The amount of monthly rent to be paid is not to exceed $1,800 per month and the agreement is month to month.

     Other Contingencies: The Company's business model maybe affected by other entities' business models and certain patents on those business models that may affect the operations of the Company. At this time, the Company is unable to determine whether or not other entities' business models and related patents will or will not affect the Company's operations and the implementation of its business plan.

     As indicated in Note 1, the operations of the Company are expected to be concentrated in the facilitation of electronic identification and distribution of adult content, There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

NOTE 5 	STOCKHOLDERS'EQUITY

    At the time of inception, The Company issued a total of 1,500,000 shares to its two founders. The shares were issued at par value and were purchased for $100 in cash and $1,400 in services contributed at inception.


    GOING CONCERN REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT DECEMBER 31, 2002

   ---------------------------


    The Factors described above in "Limited History of Operations; Net Losses:
Company is a "Start-Up" with nominal Revenues to, Date" raise substantial doubt about the Company's ability to continue as a going concern. In this regard, see the Report of Independent Certified Public Accountants accompanying the Company's audited financial statements appearing elsewhere herein which cites substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitability or generate positive cash flow in the future. As a result of these and other factors, there can be no assurance that the Company's proposed activities and/or acquisitions will be successful or that the Company will be able to achieve or maintain profitable operations. If the Company fails to achieve profitability, its growth strategies could be materially and adversely affected.






                         CERTIFIED PUBLIC ACCOUNTANTS

                  429 ATLANTIC AVENUE FREEPORT, NY 11520
	         TEL: (516) 623-4900 FAX: (516) 623 4996

 (B)		REPORTS ON FORM 8-K

     No reports on Form8-K were filed during the quarter ended
December31, 2002.

 (C)  EXHIBITS

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

   EXHIBIT
    NUMBER	    EXHIBIT
    -------	  -----------
     3.1	Amended and Restated Certificate of Incorporation of
                Jade Entertainment Group, Inc. (1)
     3.2	Bylaws of Jade Entertainment Group, Inc.(2)
     3.3	Specimen Stock Certificate (3)
    23.1	Consent from Eisner C.P.A. P.C.
    99.1	Certification of the Chief Executive Officer and Chief
                 Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002
-----------
(1) Previously filed as Exhibit3.1 to the Registrants FormSB-1 filed with the Securities and Exchange Commission on December13, 2001 and
incorporated by reference herein.

(2) Previously filed as Exhibit3.2 to the Registrants FormSB-1 filed with the Securities and Exchange Commission on December 13, 2001 and
incorporated by reference herein.

(3) Previously filed as Exhibit3.3 to the Registrants FormSB-1 filed with the Securities and Exchange Commission on December 13, 2001 and incorporated by reference herein.




SIGNATURES

     Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

		Jade Entertainment Group, Inc.

		By: /s/TIMOTHY SCHMIDT
                -------------------------
			Timothy Schmidt
            President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Timothy Schmidt, each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her any and all capacities, to sign any and all amendments to this Form10-KSB, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE	       	  TITLE	   	                            DATE
/s/ TIMOTHY SCHMIDT
-----------------------
(Timothy Schmidt)           President, Chief Executive Officer,
                            Chief Financial Officer and Director
                            (Principal Executive Officer) 	   April 25, 2003

/s/ Ray Barton
------------------------
(Ray Barton)                 Chairman of the Board of Directors    April 25, 2003

Exhibit 99.1


I, Timothy Schmidt, certify that:

1. I have reviewed this annual report on Form10-KSB of Jade
Entertainment Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

(a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
 (b)evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
 (c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrants other certifying officers and I have disclosed, bsed on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

    (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and
(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and


6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 25, 2003


/s/ Timothy Schmidt
-----------------------
Timothy Schmidt
Chief Executive Officer and
Chief Financial Officer