Form 10KSB/A
period 2002-12-31
JADE ENTERTAINMENT GROUP INC
filed 2003-05-22
CIK 1159294

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                    FORM 10-KSB/Amendment No. 1

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form8-K

(A)(1) INDEX TO FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors	        F-2

FINANCIAL STATEMENTS:
Balance Sheets	                        F-3
Cash Flow Statement                     F-4
Statment of Operations                  F-5
Statement of Stockholders Equity        F-6
Notes to Financial Statements		F-7





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




(See accompanying Notes to Financial Statement)

                      JADE ENTERTAINMENT GROUP, INC.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
                            DEC 31, 2002


Cash flows from operating activities:

Net Loss                                              (22,358)

Reconciliation of net loss to net cash used in pre-operating activities:

Services received in exchange for stock                1,610

Changes in operating assets and liabilities:

Deferred Revenue

Total adjustments                                      1,610

Net cash used in pre-operating activities             (20,748)

Cash flows from financing activities                   17,986

Proceeds from Issuance of common stock                      0

Net cash provided by financing activities              17,986

NET INCREASE IN CASH                                   (2,762)

CASH BEGINNING OP PERIOD                                5002


CASH END OF PERIOD                                     $2,240

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:







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













(See accompanying Notes to Financial Statement)

                                    JADE ENTERTAINMENT GROUP, INC.
                                    (A Development Stage Company)



                                STATEMENT OF STOCKHOLDERS EQUITY
                            JULY 5,2001(INCEPTION) THROUGH DEC 31,2002



                                        Additional              Total
                                        Paid In                 Stockholders
                         Common Stock   Capital     Defecit     Equity
                         ------------  --------    ---------    ------------
July 5, 2001              2,134         161,309    (163,003)    163,443

Capital Contributions         0               0           0    (163,003)

Net loss                      0               0           0         -

Balance Dec 31, 2002     $2,134         $161,309    (163,003)    ($440)









(See accompanying Notes to Financial Statement)

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




SIGNATURES

     Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2003.

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


    SIGNATURE	       	  TITLE	   	                            DATE
/s/ TIMOTHY SCHMIDT
-----------------------
(Timothy Schmidt)           President, Chief Executive Officer,
                            Chief Financial Officer and Director
                            (Principal Executive Officer) 	   May 22, 2003

/s/ Ray Barton
------------------------
(Ray Barton)                 Chairman of the Board of Directors    May 22, 2003

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


Date: May 22, 2003


/s/ Timothy Schmidt
-----------------------
Timothy Schmidt
Chief Executive Officer and
Chief Financial Officer