Form 10QSB
period 2003-03-31
JADE ENTERTAINMENT GROUP INC
filed 2003-05-22
CIK 1159294

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          March 31, 2003

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 000-49686

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


                      95 Broadhollow Road Suite 101,
                            Melville, NY 11747
   ------------------------------------------------------------------
               (Address of principal executive offices)

                           (631) 385-0007
                           --------------
            (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [x]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                  Outstanding at March 31, 2003
Common Stock, par value $0.001                2,134,341

                       JADE ENTERTAINMENT GROUP, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                           March 31, 2003


ASSETS

CURRENT ASSETS
  Cash                                    $489

Total current assets                               $489

TOTAL ASSETS                                       $489
                                                   -------
LIABILITIES AND STOCKHOLDERS- EQUITY

CURRENT LIABILITIES                        $1800

Deferred revenue

TOTAL LIABILITIES                                    $1800
                                                     -----
STOCKHOLDERS' EQUITY

Common Stock, $0.001 par value;
10,000,000 shares authorized;
2,134,341 shares issued and
outstanding                               2,134

Paid in Surplus                         161,309
Retained Earnings                      (163,004)
Current Income (Loss)                  ($1,750)

TOTAL STOCKHOLDERS' EQUITY                          ($1,311)
                                                    ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $489









(See accompanying Notes to Financial Statement)


                      JADE ENTERTAINMENT GROUP, INC.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
                            MARCH 31, 2003


Cash flows from operating activities:

Net Loss                                              (1,750)

Reconciliation of net loss to net cash used in pre-operating activities:

Services received in exchange for stock                      0

Changes in operating assets and liabilities:

Deferred Revenue

Total adjustments                                            0

Net cash used in pre-operating activities             (1,750)

Cash flows from financing activities:

Proceeds from Issuance of common stock                      0

Net cash provided by financing activities

NET INCREASE IN CASH (loss)                            (1,750)

CASH BEGINNING OP PERIOD                                $2240


CASH END OF PERIOD                                       $489

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:






(See accompanying Notes to Financial Statement)


                      JADE ENTERTAINMENT GROUP, INC.
                      (A Development Stage Company)

                         STATEMENT OF OPERATIONS
                            MARCH 31, 2003

                                    Three Months       July 05, 2001
                                       Ended           Inception to
                                  March 31, 2003       March 31, 2003


Sales                                   1,531              14,461

Cost of Sales                             328               9,664

Gross Gain\Loss                        1,203                 4,797

General & Administrative Expenses     (2,953)               (169,551)

NET GAIN (LOSS)                       (1,750)               (164,754)

Basic and diluted net loss per share    (0.02)

Weighted shares used in the
computation of basic and diluted
loss per share                       2,134,131



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

NOTE. 3     INCOME TAXES

The Company has a net loss of $1,750 for the period ended March
31, 2003, The resulting deferred tax asset has been offset by a valuation allowance equal to the deferred tax asset, as the realization of such deferred tax asset is uncertain.

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

For the quarter ending March 31, 2003 the Company has received
$1,531 for affiliate contracts.
Click-through revenue or earned revenue is calculated by multiplying the number of click-through of an advertisers advertisement/link by the respective bid price for that advertisement. Deferred revenue represents, advertising sold but not yet earned.
Our initial selling efforts have resulted in 372 advertiser accounts, advertisers fund their accounts in denominations of $25, $50 or $100 and can increase account balances and pay-for-position bids at any time.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.
Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

(b) Changes in Internal Controls.
There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable

Item 2. Changes in Securities.

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

     None.

Exhibits.
99.1     Exhibit 99.   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
                       1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                       THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Jade Entertainment Group, Inc.
(Registrant)

Date: May 22,2003

/s/Timothy Schmidt
--------------------
Timothy Schmidt, President, Chief Executive Officer
And Chief Financial Officer


CERTIFICATIONS

I Timothy Schmidt, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

/s/ Timothy Schmidt
-----------------------
Timothy Schmidt
President, Chief Executive Officer
and Chief Financial Officer